Form 10-K
period 1999-12-31
CWMBS INC RASTA 1999-A2 1999-B
filed 2000-03-31
CIK 1100996

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1999
                                      -----------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                     Commission file number: 033-63714-89
                                             ------------

                                  CWMBS, Inc.
                Residential Asset Securitization Trust 1999-A2
               Mortgage Pass-Through Certificates, Series 1999-B
               -------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                      95-4449516
---------------------------------               ----------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                                10286
----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: Not applicable
                                           --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                *      *     *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled Residential Asset Securitization Trust 1999-A2 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of January 1, 1999 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), IndyMac, Inc., as seller ("Seller"), PNC Mortgage Securities Corp. as master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 1999-B (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I

ITEM 1.   BUSINESS

          Not applicable.  See the Relief Letter.

ITEM 2.   PROPERTIES

          Not applicable.  See the Relief Letter.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) There is no established public trading market for the Certificates.

          (b) As of December 31, 1999, there were less than 300 holders of record of the Certificates.

          (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.  See the Relief Letter.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.  See the Relief Letter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.  See the Relief Letter.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.  See the Relief Letter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  Not applicable.  See the Relief Letter.

          (b)  Not applicable.  See the Relief Letter.

          (c)  Not applicable.  See the Relief Letter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable.  See the Relief Letter.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         (a) ______ (1) ______ Pursuant to
                    the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). Both the Annual Statement of the Master Servicer and the Annual Report of the Firm of Accountants are attached as Exhibits 99.1 and 99.2, respectively, to this Report.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                              Exhibit 3(i): Copy of Company's Certificate of
                    Incorporation (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-63714)).

                              Exhibit 3(ii): Copy of Company's By-laws (Filed
                    as an Exhibit to Registration Statement on Form S-11 (File No. 33-63714)).

                              Exhibit 4: Pooling and Servicing Agreement
                    (Filed as part of the Registrant's Current Report on Form 8-K filed on October 29, 1999).

                              Exhibit 99.1: Annual Statement of the Master
                    Servicer.

                              Exhibit 99.2: Annual Report of the Firm of
                    Accountants.

          (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:


          Date of Current Report                  Item Reported
          ----------------------                  -------------

          October 25, 1999         Monthly Report sent to Certificateholders
                                   with the October 1999 distribution

          November 25, 1999        Monthly Report sent to Certificateholders
                                   with the November 1999 distribution

          December 27, 1999        Monthly report sent to Certificateholders
                                   with the December 1999 distribution

          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable.  See the Relief Letter.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CWMBS, INC.,
                                        RESIDENTIAL ASSET SECURITIZATION TRUST
                                        1999-A2, MORTGAGE PASS-THROUGH
                                        CERTIFICATES, SERIES 1999-B

                                        By:  The Bank of New York,
                                             as Trustee*

                                        By:  /s/ Courtney Bartholomew
                                             ---------------------------
                                             Name:  Courtney Bartholomew
                                             Title: Assistant Vice President

                                        Date: March 30, 2000


---------
* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                 EXHIBIT INDEX

                                                                    Sequential
Exhibit   Document                                                 Page Number
-------   --------                                                 -----------

3(i)      Company's Certificate of Incorporation (Filed as an
          Exhibit to Registration Statement on Form S-11
          (File No. 33-63714))  *

3(ii)     Company's By-laws (Filed as an Exhibit to Registration
          Statement on Form S-11 (File No. 33-63714))  *

4 Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on
          October 29, 1999)  *

99.1      Annual Statement of the Master Servicer........................12

99.2      Annual Report of the Firm of Accountants.......................14







---------
*    Incorporated herein by reference.

                                 Exhibit 99.1
                                 ------------

                         PNC MORTGAGE SECURITIES CORP.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER

                                  CWMBS, INC.
                RESIDENTIAL ASSET SECURITIZATION TRUST 1999-A2
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-B

         The undersigned officer of PNC Mortgage Securities Corp., a Delaware corporation (the "Company") hereby certifies on behalf of the Company for purposes of the CWMBS, Inc. Residential Asset Securitization Trust 1999-A2 Mortgage Pass-Through Certificates, Series 1999-B, as follows:

          1. I am the duly appointed, qualified and acting President of the Company.

          2. Capitalized terms used and not defined herein shall have the meanings ascribed to such terms in the Pooling and Servicing Agreement related to the above-referenced series of Certificates.

          3. I am duly authorized to execute and deliver this Officer's Certificate on behalf of the Company.

          4. A review of the activities of the Master Servicer during the preceding calendar year and performance under this Agreement has been made under my supervision.

          5. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

          IN WITNESS WHEREOF, I have signed my name as of March 30, 2000.

                                        By:  /s/ Michael L. Parker
                                             ------------------------
                                             Michael L. Parker
                                             President

                                 Exhibit 99.2
                                 ------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     Report of Independent Auditors on Agreement With The Bank Of New York
     ---------------------------------------------------------------------

Audit Committee
The PNC Financial Services Group, Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The PNC Financial Services Group, Inc. and subsidiaries (including PNC Mortgage Securities Corp. (PNCMSC)) as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated January 20, 2000.

In connection with our audit of the consolidated financial statements referred to above, nothing came to our attention that caused us to believe that PNCMSC failed to comply with the terms, covenants, provisions, or conditions of the sections of the agreements between CWMBS, Inc. (Depositor), IndyMac, Inc. (Seller), PNCMSC (Master Servicer), and BONY (Trustee), as listed for each agreement described in the accompanying schedule (Schedule I), insofar as they relate to accounting matters. However, our audit of the consolidated financial statements was not directed primarily toward obtaining knowledge of noncompliance.

This report is intended solely for use by the audit committee, management, and BONY, and should not be used for any other purpose. However, this report may become a matter of public record as a result of being included as an exhibit to certain Form 10-Ks filed with the Securities and Exchange Commission on behalf of the trusts that are established in connection with the series of certificates listed on the accompanying schedule.


/s/ Ernst & Young LLP

January 20, 2000

                                  Schedule I

               Schedule of Agreements With The Bank of New York

------------------------------------------------ ------------------------------
Description                                      Sections

------------------------------------------------ ------------------------------
POOLING AND SERVICING AGREEMENT, Dated as of     (a)
January 1, ____ 1999, Residential Asset
Securitization Trust 1999-A1, Mortgage
Pass-Through Certificates, Series 1999-A
------------------------------------------------ ------------------------------
POOLING AND SERVICING AGREEMENT, Dated as of      (a)
January 1, _____ 1999, Residential Asset
Securitization Trust 1999-A2, Mortgage
Pass-Through Certificates, Series 1999-B
------------------------------------------------ ------------------------------
POOLING AND SERVICING AGREEMENT, Dated as of      (a)
February 1, ____ 1999, Residential Asset
Securitization Trust 1999-A3, Mortgage
Pass-Through Certificates, Series 1999-C
------------------------------------------------ ------------------------------
POOLING AND SERVICING AGREEMENT, Dated as of      (a)
May 1, ____ 1999, Residential Asset
Securitization Trust 1999-A5, Mortgage
Pass-Through Certificates, Series 1999-E
------------------------------------------------ ------------------------------

     (a) Servicing in compliance with the terms of this agreement.